Form 10-Q
period 1996-09-30
SWIFT ENERGY OPERATING PARTNERS 1995-B LTD
filed 1996-11-13
CIK 1011462

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________________ to ________________

                       Commission File number: 33-37983---


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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                        3

            Statements of Operations

                - Three month and nine month periods ended September 30 1996                                       4

            Statement of Cash Flows

                - Nine month period ended September 30, 1996                                                       5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      9


SIGNATURES                                                                                                         10

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS


                                                                                         September 30,       December 31,
                                                                                             1996                1995
                                                                                       ---------------     ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $    2,481,565       $    2,500,000
              Oil and gas sales receivable                                                     32,447                   --
              Other                                                                                                 31,846
                                                                                       --------------       --------------
                Total Current Assets                                                        2,545,858            2,500,000
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                      184,308                   --
         Less-Accumulated depreciation, depletion
              and amortization                                                                (14,502)                  --
                                                                                       --------------       --------------
                                                                                              169,806                   --
                                                                                       --------------       --------------
                                                                                       $    2,715,664       $    2,500,000
                                                                                       ==============       ==============
         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       53,923       $           --
              Payable related to property acquisitions                                        184,308                   --
                                                                                       --------------       --------------
                Total Current Liabilities                                                     238,231                   --

         Partners' Capital                                                                  2,477,433            2,500,000
                                                                                       --------------       --------------
                                                                                       $    2,715,664       $    2,500,000
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      Three                Nine
                                                                                     Months               Months
                                                                                      Ended                Ended
                                                                                  September 30,        September 30,
                                                                                      1996                 1996
                                                                                 ---------------      ---------------
         REVENUES:
              Oil and gas sales                                                  $        35,623      $        35,623
              Interest income                                                             31,847               98,230
                                                                                 ---------------      ---------------
                                                                                          67,470              133,853
                                                                                 ---------------      ---------------

         COSTS AND EXPENSES:
              Lease operating                                                                648                  648
              Production taxes                                                             3,176                3,176
              Depreciation, depletion
                and amortization                                                          14,502               14,502
              General and administrative                                                   8,780               75,493
                                                                                 ---------------      ---------------
                                                                                          27,106               93,819
                                                                                 ---------------      ---------------
         NET INCOME (LOSS)                                                       $        40,364      $        40,034
                                                                                 ===============      ===============


         Limited Partners' net income (loss)
                          per unit                                               $           .02      $           .02
                                                                                 ===============      ===============



                 See accompanying notes to financial statements

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                              Nine
                                                                                                             Months
                                                                                                             Ended
                                                                                                         September 30,
                                                                                                              1996
                                                                                                        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                                       $        40,034
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation,  depletion  and  amortization  14,502  Change in assets  and liabilities:
        (Increase) decrease in oil and gas sales receivable                                                     (32,447)
        (Increase) decrease in other current assets                                                             (31,846)
        Increase (decrease) in accounts payable and
          accrued liabilities                                                                                    53,923
                                                                                                        ---------------
               Net cash provided by (used in) operating activities                                               44,166
                                                                                                        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                                              (62,601)
                                                                                                        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                            (18,435)
                                                                                                        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                              2,500,000
                                                                                                        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                              $     2,481,565
                                                                                                        ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
   in a subsequent period                                                                               $       184,308
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

      Use of Estimates --

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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1996 and 1995.

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

(4)  Related-Party Transactions -

                  Effective December 14, 1995, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1995-B, Ltd. (Pension Partnership), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

(5)  Vulnerability Due to Certain Concentrations -

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

(6)  Fair Value of Financial Instruments -

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 6 percent of the Interest Holders' commitments available for property acquisitions by acquiring producing oil and gas properties.

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

RESULTS OF OPERATIONS

     The Partnership was formed effective December 14, 1995, and accordingly, there were no operations in the corresponding periods in 1995 to compare with the three and nine months ended September 30, 1996.

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


                                               SWIFT ENERGY OPERATING
                                               PARTNERS 1995-B, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer