Form 10-Q/A
period 1996-09-30
SWIFT ENERGY OPERATING PARTNERS 1995-B LTD
filed 1996-11-15
CIK 1011462

                            AMENDMENT #1 TO FORM 10-Q


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

                For the transition period from ______________ to _______________

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

Yes  X      No
   ----       ----

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $    2,481,565       $    2,500,000
              Oil and gas sales receivable                                                     32,447                   --
              Other                                                                            31,846                   --
                                                                                       ---------------     ----------------
                Total Current Assets                                                        2,545,858            2,500,000
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                      184,308                   --
         Less-Accumulated depreciation, depletion
              and amortization                                                                (14,502)                  --
                                                                                       ---------------     ----------------
                                                                                              169,806                   --
                                                                                       ---------------     ----------------
                                                                                       $    2,715,664       $    2,500,000
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       53,923       $           --
              Payable related to property acquisitions                                        184,308                   --
                                                                                       ---------------     ----------------
                Total Current Liabilities                                                     238,231                   --

         Partners' Capital                                                                  2,477,433            2,500,000
                                                                                       ---------------     ----------------
                                                                                       $    2,715,664       $    2,500,000
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

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


Date:  November 14, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 14, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer