Form 10-K405/A
period 1996-12-31
SWIFT ENERGY OPERATING PARTNERS 1995-B LTD
filed 1997-03-31
CIK 1011462

AMENDMENT #1 TO FORM 10-K



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


                       Commission File number 33-37983-34
                      (Suffix To Be Assigned By Commission)


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
                                    Yes X    No
                                       ---     ---

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


                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1995-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                             General Partner

Date:      March 17, 1997           By:      s/b A. Earl Swift
         -----------------------             ----------------------------------
                                             A. Earl Swift
                                             President

Date:      March 17, 1997           By:      s/b John R. Alden
         -----------------------             ----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 17, 1997           By:      s/b Alton D. Heckaman, Jr.
         -----------------------             ----------------------------------
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

                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1995-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                             General Partner

Date:      March 17, 1997           By:      s/b A. Earl Swift
         -----------------------             -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:      March 17, 1997           By:      s/b Virgil N. Swift
         -----------------------             -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.



Date:      March 17, 1997           By:      s/b G. Robert Evans
         -----------------------             -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 17, 1997           By:      s/b Raymond O. Loen
         -----------------------             -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 17, 1997           By:      s/b Henry C. Montgomery
         -----------------------             -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 17, 1997           By:      s/b Clyde W. Smith, Jr.
         -----------------------             -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 17, 1997           By:      s/b Harold J. Withrow
         -----------------------             -----------------------------------
                                             Harold J. Withrow
                                             Director