Form 10-Q
period 1997-03-31
SWIFT ENERGY OPERATING PARTNERS 1995-B LTD
filed 1997-05-13
CIK 1011462

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

                       Commission File number: 33-37983-34


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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                  3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                8

PART II.    OTHER INFORMATION                                           9


SIGNATURES                                                             10

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                               $     2,233,078       $    2,277,683
              Oil and gas sales receivable                                                    129,695               81,502
              Other                                                                            28,259                9,825
                                                                                       --------------       --------------
                  Total Current Assets                                                      2,391,032            2,369,010
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                      371,228              369,958
         Less-Accumulated depreciation, depletion
              and amortization                                                                (68,219)             (45,876)
                                                                                       --------------       --------------
                                                                                              303,009              324,082
                                                                                       --------------       --------------
                                                                                       $    2,694,041       $    2,693,092
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       11,486       $       10,466
              Payable related to property acquisitions                                        181,069              181,069
                                                                                       --------------       --------------
                  Total Current Liabilities                                                   192,555              191,535
                                                                                       --------------       --------------

         Partners' Capital                                                                  2,501,486            2,501,557
                                                                                       --------------       --------------
                                                                                       $    2,694,041       $    2,693,092
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1997              1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        67,004   $            --
             Interest income                                                              28,259            34,979
                                                                                 ---------------   ---------------
                                                                                          95,263            34,979
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                               2,223                --
             Production taxes                                                              2,085                --
             Depreciation, depletion
              and amortization                                                            22,343                --
             General and administrative                                                    9,829            53,519
                                                                                 ---------------   ---------------
                                                                                          36,480            53,519
                                                                                 ---------------   ---------------

         NET INCOME (LOSS)                                                       $        58,783   $       (18,540)
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .02
                                              ===============
         March 31, 1996                       $          (.01)
                                              ===============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ----------------------------------------
                                                                                       1997                   1996
                                                                                -----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $         58,783        $       (18,540)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            22,343                     --
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (48,193)                    --
        Increase (decrease) in other current assets                                      (18,434)               (23,743)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                          1,020                  9,335
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                        15,519                (32,948)
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (1,270)                    --
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCIN GACTIVITIES:
    Cash distributions to partners                                                       (58,854)                    --
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (44,605)               (32,948)
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,277,683              2,500,000
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      2,233,078        $     2,467,052
                                                                                ================        ===============
Oil and gas properties acquired which were
    paid for in a subsequent period                                             $        181,069        $            --
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Operating Partners 1995-B, Ltd., a Texas limited partnership ("the Partnership"), was formed on December 14, 1995, for the purpose of purchasing and operating producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective December 14, 1995, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1995-B, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has expended approximately 6 percent of the Interest Holder's commitments available for property acquisitions by acquiring producing oil and gas properties.

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

RESULTS OF OPERATIONS

      The Partnership was formed effective December 14, 1995, and accordingly, there were limited operations in the corresponding period in 1996 to compare with the three months ended March 31, 1997.

      During 1997, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


                                           SWIFT ENERGY OPERATING
                                           PARTNERS 1995-B, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:     May 5, 1997           By:        /s/ John R. Alden
          -----------                      ---------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 5, 1997           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      ---------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer