Form 10-Q
period 1997-06-30
SWIFT ENERGY OPERATING PARTNERS 1995-B LTD
filed 1997-08-11
CIK 1011462

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                  PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                    5

            Notes to Financial Statements                                                           6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            8

PART II.    OTHER INFORMATION                                                                       9


SIGNATURES                                                                                         10

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $    1,869,202       $    2,277,683
              Oil and gas sales receivable                                                     35,720               81,502
              Other                                                                            27,449                9,825
                                                                                       --------------       --------------
                  Total Current Assets                                                      1,932,371            2,369,010
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                      642,395              369,958
         Less-Accumulated depreciation, depletion
              and amortization                                                                (79,473)             (45,876)
                                                                                       --------------       --------------
                                                                                              562,922              324,082
                                                                                       --------------       --------------
                                                                                       $    2,495,293       $    2,693,092
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       11,847       $       10,466
              Payable related to property acquisitions                                             --              181,069
                                                                                       --------------       --------------
                  Total Current Liabilities                                                    11,847              191,535
                                                                                       --------------       --------------

         Partners' Capital                                                                  2,483,446            2,501,557
                                                                                       --------------       --------------
                                                                                       $    2,495,293       $    2,693,092
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended                Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        27,632   $            --  $        94,636   $            --
   Interest income                                     27,449            31,404           55,708            66,384
                                              ---------------   ---------------  ---------------   ---------------
                                                       55,081            31,404          150,344            66,384
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                      2,510                --            7,510                --
   Production taxes                                     1,796                --            1,102                --
   Depreciation, depletion
      and amortization                                 11,254                --           33,597                --
   General and administrative                           7,560            13,195           17,391            66,714
                                              ---------------   ---------------  ---------------   ---------------
                                                       23,120            13,195           59,600            66,714
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        31,961   $        18,209  $        90,744   $          (330)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .01  $           .04   $            --
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                     1997                      1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       90,744          $          (330)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          33,597                       --
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             45,782                       --
        (Increase) decrease in other current assets                                    (17,624)                 (30,863)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        1,381                   13,195
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              153,880                  (17,998)
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (453,506)                      --
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (108,855)                 (31,300)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (408,481)                 (49,298)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,277,683                2,500,000
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    1,869,202          $     2,450,702
                                                                                ==============          ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                        $           --          $       222,744
                                                                                ==============          ===============


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

      Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1997 and 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 26 percent of the Interest Holder's commitments available for property acquisitions by acquiring producing oil and gas properties.

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

RESULTS OF OPERATIONS

      The Partnership was formed effective December 14, 1995, and accordingly, there were limited operations in the corresponding periods in 1996 to compare with the three and six months ended June 30, 1997.

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


                                           SWIFT ENERGY OPERATING
                                           PARTNERS 1995-B, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer