Form 10-Q
period 1997-09-30
SWIFT ENERGY OPERATING PARTNERS 1995-B LTD
filed 1997-11-12
CIK 1011462

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ______________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   8

PART II.    OTHER INFORMATION                                                        9


SIGNATURES                                                                          10

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)

         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $    1,837,879       $    2,277,683
              Oil and gas sales receivable                                                     46,757               81,502
              Other                                                                            24,914                9,825
                                                                                       ---------------     ----------------
                  Total Current Assets                                                      1,909,550            2,369,010
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                      645,383              369,958
         Less-Accumulated depreciation, depletion
              and amortization                                                                (99,440)             (45,876)
                                                                                       ---------------     ----------------
                                                                                              545,943              324,082
                                                                                       ---------------     ----------------
                                                                                       $    2,455,493       $    2,693,092
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       14,988       $       10,466
              Payable related to property acquisitions                                             --              181,069
                                                                                       ---------------     ----------------
                  Total Current Liabilities                                                    14,988              191,535
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,440,505            2,501,557
                                                                                       ---------------     ----------------
                                                                                       $    2,455,493       $    2,693,092
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------  -----------------------------------
                                                   1997              1996             1997                1996
                                              ---------------   ---------------  ---------------     ---------------
REVENUES:
   Oil and gas sales                          $        48,696   $        35,623  $       143,331   $          35,623
   Interest income                                     24,686            31,847           80,394              98,230
                                              ---------------   ---------------  ---------------     ---------------
                                                       73,382            67,470          223,725             133,853
                                              ---------------   ---------------  ---------------     ---------------

COSTS AND EXPENSES:
   Lease Operating                                     35,822               648           43,333                 648
   Production taxes                                     1,939             3,176            3,042               3,176
   Depreciation, depletion
     and amortization                                  19,967            14,502           53,564              14,502
   General and administrative                           8,525             8,780           25,913              75,493
                                              ---------------   ---------------  ---------------     ---------------
                                                       66,253            27,106          125,852              93,819
                                              ---------------   ---------------  ---------------     ---------------
NET INCOME (LOSS)                             $         7,129   $        40,364  $        97,873   $          40,034
                                              ===============   ===============  ===============     ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $           .04   $             .02
                                              ===============   ===============  ===============     ===============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ---------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       97,873          $        40,034
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          53,564                   14,502
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             34,745                  (32,447)
        (Increase) decrease in other current assets                                    (15,089)                 (31,846)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        4,522                   53,923
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     175,615                   44,166
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (456,494)                      --
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (158,925)                 (62,601)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (439,804)                 (18,435)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,277,683                2,500,000
                                                                               ----------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    1,837,879          $     2,481,565
                                                                               ================         ===============
Supplemental disclosure of noncash investing and financing activities:
     Oil and gas properties acquired which were paid for
     in a subsequent period.                                                    $           --          $       184,308
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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective December 14, 1995, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1995-B, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      The Partnership was formed effective December 14, 1995, and accordingly, there were limited operations in the corresponding periods in 1996 to compare with the three and nine months ended September 30, 1997.

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


                                        SWIFT ENERGY OPERATING
                                        PARTNERS 1995-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer